Form 10KSB
period 1998-12-31
PRESTIGE CAPITAL CORP
filed 1999-11-29
CIK 80163

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]     Annual report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

[ ]     Transition report pursuant to section 13 or
15(d) of the Securities Exchange act of 1934 for the
transition period from           to


           Commission File No.  33-3583-S

              PRESTIGE CAPITAL CORPORATION
(Name of Small Business Issuer as specified in its charter)
           (Formerly Hood Ventures, Inc.)

            Nevada                     93-0945181
(State or Other Jurisdiction of     (IRS Employer
Incorporation or Organization)    Identification No.)

311 South State, Suite 400, Salt Lake City, Utah 84111

(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (801) 364-9262

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check  if there is no disclosure of delinquent filers
in response to  Item  405  of Regulation S-B in this
form, and no  disclosure will  be  contained,  to the
best of registrant's  knowledge,  in definitive
proxy  or  information  statements  incorporated   by
reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues (consisting only of interest income) for its most recent fiscal year: $0.

The   aggregate  market  value  of  voting  stock
held  by  non-affiliates:   As  of the date this
report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of December 31, 1998, the Registrant had outstanding 380,000 shares of Common Stock, par value $0.001. At September 30, 1999, the
Registrant had outstanding 9,680,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                  TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                      Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  7

3.   Legal Proceedings                                          7

4.   Submission of Matters to a Vote of Security Holders        7

Part II



5.   Market for Common Equity and Related Stockholder Matters  7

6.   Management's Discussion and Analysis of Financial
     Condition  and Results of Operations                       8

7.   Financial Statements                                       8

8.   Changes in and Disagreements with Accountants              8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act 9

10.  Executive Compensation                                     10

11.  Security Ownership of Certain Beneficial
     Owners and Management                                      10

12.  Certain Relationships and Related Transactions             12

13.  Exhibits and Reports on Form 8-K                           13

          FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may,"
"will," "expect," "anticipate,"  "continue,"
"estimate," "project,"  "intend,"  and similar
expressions  are  intended to  identify  forward-
looking statements  within the meaning of Section 27a
of  the  Securities Act  of  1933 and Section 21e of
the Securities Exchange  Act  of 1934 regarding
events, conditions, and financial trends that  may
affect   the  Company's  future  plans  of
operations,  business strategy,  operating  results,
and financial  position.   Persons reviewing  this
report  are cautioned that  any  forward-looking
statements  are  not  guarantees of future
performance  and  are subject  to  risks and
uncertainties and that actual results  may differ
materially from those included within the forward-
looking statements  as  a  result of various factors.
Such  factors  are discussed  under the headings
"Item 1.  Description of Business," and  "Item  6.
Management's Discussion and Analysis of Financial
Condition  and  Results of Operations," and also
include  general economic  factors and conditions
that may directly or  indirectly
impact   the   Company's  financial  condition  or
results    of
operations.

                       PART I

          ITEM 1.  DESCRIPTION OF BUSINESS

General

For  the  past three years the Company has had no
active business operations,  and  has been seeking to
acquire an  interest  in  a business  with  long-term
growth  potential.   The  Company  was originally
formed as a Utah corporation in February 1986.  It
has been  an  inactive  shell corporation for at
least  the  past  10 years.   In  January 1999, the
stockholders approved a change in domicile of the Company from Utah to Nevada, and in connection therewith a change in the Company's name to Prestige Capital Corporation.


The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.


In September of 1999 the Company converted its notes payable in the principal amount of $46,000, and accrued interest to common stock at the rate of $0.0076 per share, or a total of 9,300,000 shares.
The  holders  of  the  notes  were  Sonos  Management
Corporation and Glen Ulmer, an officer and director.

Selection of a Business

The  Company anticipates that businesses for possible
acquisition will  be referred by various sources,
including its officers  and directors,   professional
advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.
The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation  to a finder or business acquisition
firm  may  take various  forms, including one-time
cash payments, payments  based on  a  percentage  of
revenues or product sales volume,  payments involving
issuance  of  securities  (including  those   of  the
Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by
or under the supervision of  the  officers  and
directors.  In analyzing prospective businesses,
management will consider, to  the  extent applicable,
the available technical, financial,  and  managerial
resources;  working capital and other prospects for
the  future; the  nature of present and expected
competition; the quality  and experience of
management services which may be available and  the
depth  of  that  management; the potential for
further  research, development,  or  exploration;
the  potential  for  growth and expansion;  the
potential  for  profit;  the  perceived   public
recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The  decision to participate in a specific business
may be  based on  management's  analysis of the
quality  of  the  other  firm's management  and
personnel, the anticipated acceptability  of  new
products  or  marketing  concepts,  the  merit  of
technological changes,   and  other  factors  which
are  difficult, if not impossible,  to  analyze
through any objective criteria.   It  is anticipated
that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture;
license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In  connection with the Company's acquisition of a
business,  the present  shareholders  of  the
Company,  including  officers  and directors, may, as
a negotiated element of the acquisition,  sell a
portion or all of the Company's Common Stock held by
them at a significant  premium  over  their  original
investment in the Company.   It  is  not  unusual
for  affiliates  of  the  entity participating  in
the  reorganization to negotiate  to  purchase shares
held by the present shareholders in order to  reduce
the number  of  "restricted securities" held  by
persons  no  longer affiliated  with  the  Company
and thereby reduce  the  potential adverse impact on
the public market in the Company's Common Stock that
could result from substantial sales of such shares
after the restrictions  no  longer  apply.  As  a
result  of  such  sales, affiliates   of   the
entity  participating  in   the   business
reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.


In  the  event  sales  of shares by present
shareholders  of  the Company,  including  officers
and  directors,  is  a  negotiated element of a
future acquisition, a conflict of interest may arise
because  directors  will be negotiating for  the
acquisition  on behalf of the Company and for sale of
their shares for their  own respective accounts.
Where a business opportunity is well suited for
acquisition by the Company, but affiliates of  the
business opportunity impose a condition that
management sell their  shares at  a  price  which is
unacceptable to them, management  may  not sacrifice
their financial interest for the Company  to
complete the  transaction.   Where the business
opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.
The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the
Company  may be  a  party  cannot  be predicted, it
may be expected  that  the parties  to  the business
transaction will find it  desirable  to structure
the acquisition as a so-called "tax-free" event
under sections 351 or 368(a) of the Internal Revenue
Code of 1986, (the "Code").  In order to obtain tax-
free treatment under section 351 of the Code, it
would be necessary for the owners of the acquired
business  to own 80% or more of the voting stock of
the surviving entity.   In  such event, the
shareholders of the  Company  would retain less than
20% of the issued and outstanding shares of  the
surviving entity.  Section 368(a)(1) of the Code
provides for tax-free   treatment  of  certain
business  reorganizations  between corporate
entities  where  one corporation  is  merged  with
or acquires   the  securities  or  assets  of
another  corporation. Generally, the Company will be
the acquiring corporation in  such a  business
reorganization,  and  the  tax-free  status  of  the
transaction  will  not  depend on the issuance  of
any  specific amount  of  the Company's voting
securities.  It is not uncommon, however,  that as a
negotiated element of a transaction completed in
reliance  on  section  368, the acquiring
corporation  issue securities  in  such  an  amount
that  the  shareholders  of  the acquired corporation
will hold 50% or more of the voting stock of the
surviving  entity.   Consequently, there  is  a
substantial possibility  that  the  shareholders of
the  Company  immediately prior to the transaction
would retain less than 50% of the issued and
outstanding  shares  of  the surviving  entity.
Therefore, regardless  of the form of the business
acquisition,  it  may  be anticipated   that
stockholders  immediately   prior   to the
transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.


The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The  Company's operation following its acquisition of
a  business will  be dependent on the nature of the
business and the interest acquired.  The Company is
unable to predict whether the  Company will  be in
control of the business or whether present management
will be in control of the Company following the
acquisition.   It may  be  expected that the business
will present various risks, which cannot be predicted at the present time.


Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.


Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The  Company is a development stage company and
currently has  no employees.  Executive officers, who
are not compensated for their time  contributed to
the Company, will devote only such  time  to the
affairs  of the Company as they deem appropriate,
which  is estimated  to  be  approximately 20 hours
per month  per  person. Management  of the Company
expects to use consultants, attorneys, and
accountants as necessary, and does not anticipate a
need  to engage  any  full-time employees so long as
it  is  seeking  and evaluating  businesses.   The
need  for  employees   and   their availability  will
be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

         ITEM 2.  DESCRIPTION OF PROPERTIES

The  Company utilizes office space at 311 South
State, Suite 400, Salt Lake City, Utah 84111, provided by Lynn Dixon, a principal shareholder. The
Company does not pay  rent  for  this  office space.


             ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 1998.

                      PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's common stock for at least the past ten years. Following the filing of this report, the Company will seek out one or more stock brokerage firms to make a market in the Company's common stock and submit an application for quotation of the Company's common stock on the OTC Bulletin Board operated by the National
Association  of  Securities Dealers, Inc., or the
"Pink  Sheets" operated by the National Quotation
Bureau. There is no assurance that a trading market in the common stock will be established in the future.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

On September 30, 1999, there were approximately 78 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
              AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1998 and 1997

The  Company  had  no  revenue during the last  two
years.  The Company  had no general and
administrative expenses in 1997,  but did   incur
$9,355  of  such  expenses  in  1998.   General  and
administrative  expenses  during  1998,  consisted
of  fees  and related  expenses associated with
reviving the Company.  In  1997 and  1998  the
Company recognized interest expense of  $2,000  in
each  year, which represents interest on two
obligations, (1)  in the   principal  amount  of
$26,000  owed  to  Sonos  Management Corporation, and
(2) in the principal amount of $20,000 owed  to Glen
Ulmer. The Company realized a net loss of $11,355 in 1998 and a loss of $2,000 in 1997. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.
Liquidity and Capital Resources

At  December 31, 1998, the Company had a working
capital  deficit of  $28,186.   This deficit is
largely attributable to  debt  and interest
obligations owed to affiliates of the Company, who
have not  pressed  the Company for payment in hopes
the  Company  will locate a business venture in which
to participate that will serve as  a  resource  for
payment of the obligations.   The  Company's current
plan  is  to  handle  the administrative  and
reporting requirements  of  a  public  company; and
search  for  potential businesses, products,
technologies and companies for acquisition. At
present,  the Company has no understandings,
commitments  or agreements  with  respect  to the
acquisition  of  any  business, product, technology
or company and there can be no assurance that the
Company will identify any such business, product,
technology or  company  suitable  for acquisition in
the  future.   Further, there can be no assurance
that the Company would be successful in consummating
any acquisition on favorable terms or that  it  will
be able to profitably manage the business, product,
technology or company it acquires.  The Company's
ability to pursue its plan is dependent   on  the
continued  forbearance  of  its   affiliated
creditors and their willingness to advance additional funds to the Company as needed.

            ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past three years.

                      PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                        Since

Glen R. Ulmer       55   President and Director            1999

Paul W. Nielsen     78   Vice President and Director       1989

George P. Horton    66   Secretary/ Treasurer and Director 1989

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Glen  R.  Ulmer  is a graduate of Utah Technological
College  in cosmetology  and  the  Utah College of
Massage  Therapy,  and  is nationally  certified as a
Sports Massage Therapist.   Mr.  Ulmer has  been self-
employed since 1977. Mr. Ulmer has been a director of several public companies.

Paul  W.  Nielsen has been retired since 1984.   Mr.
Nielsen is currently serving as an officer of Prestige Capital Corporation and Fashion Tech
International, Inc.

George  R.  Horton  is a graduate of Brigham Young
University  in animal   husbandry  and  the
University  of  Utah  in  secondary education.
Currently, Mr. Horton is serving as the chief executive officer of Sonos Management Corporation and MG Inc. and the secretary and treasurer of Fashion
Tech International,  Inc. and  Prestige  Capital
Corporation,  all  of  which  are  public companies.

Other Shell Company Activities

Mr.  Ulmer, Mr. Nielsen and Mr. Horton are currently
officers and directors of Fashion Tech International,
Inc.  Mr. Ulmer and  Mr. Horton  are officers and
directors of MG Inc.   In addition,  Mr. Ulmer  has
been  an  officer  and  director  of  Inland  Pacific
Resources,  Inc.,  Business Valet Services,  Inc.,
First  Growth Investors,  Inc.,  Digital  Home
Theater  Systems,  Inc.,   Info Investors,  Inc. and
Foreplay Golf and Travel, Inc.  All  of  the
aforementioned  companies are non-reporting publicly
held  shell corporations  seeking  a business
acquisition.   The  possibility exists  that  one  or
more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time.
Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

          ITEM 10.  EXECUTIVE COMPENSATION

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.


There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.


  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of October 1, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                        Common        Percent
                                        Shares       of Class
Principal Stockholders

Lynn Dixon                              930,600        9.6
311 S. State Street, Suite 465
Salt Lake City, UT 84111

Sonos Management Corporation (1)        668,900        6.9
1340 East 1300 North
Springville, UT 84663

Melissa Epperson                        834,600        8.6
34 North Fox Hill Road
North Salt Lake, UT 84054

Pam Jowett                              834,600        8.6
2508 South 1300 East
Salt  Lake  City,   UT
84106

Trinity American Corporation            834,600        8.6
800  Kings Hwy. North, Suite 900
Cherry Hill, NJ 08034

D. Greg Steinicke                       907,620        9.4
5616 South 2775 West
Salt Lake City, UT 84118

James Purser                            907,620        9.4
3353 South 1300 East
Salt Lake City, UT 84106

L Mark Pratt                            907,620        9.4
485 West 4800 South
Salt Lake City, UT 84123

Clair Olson                             907,620        9.4
768 Gull Avenue
Foster City, CA 94404

Jason F. Williams                       907,620        9.4
544 South 50 West
Farmington, UT 84025

Robsal, Inc.                            834,600        8.6
2472 Broadway, Suite 137
New York, NY 10025

Officers and Directors
Glen R. Ulmer                               -0-        -0-

Paul W. Nielsen                          15,000       0.15

George R. Horton (1)                    678,900        7.0


All officers and directors as                         7.15
  A group (3 persons)



(1)   Mr.  Horton  is  the President and sole
director  of  Sonos Management  Corporation, but is
not a stockholder.   Accordingly, Mr.  Horton  may
be deemed to have shared voting and investment control of such shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Glen R. Ulmer, an officer and director of the Company
made a loan to  the Company in 1999 in the amount of
$20,000.  The loan bears interest at the rate of
eight percent per annum and is payable on demand.
Additional loans were made to the Company in  1989
and 1998 by Sonos Management Corporation in the amount of $26,000, which are payable on demand and bear interest at the rate of eight percent per annum. The proceeds of the loans were and will be used to revive the Company and cover the costs associated with bringing its reporting obligations under the Securities Exchange Act of 1934 current.

In  September  1999 Sonos Management Corporation and
Glen Ulmer converted the principal amount of their notes and accrued interest to common stock at a conversion rate of $0.0076 per share, or a total of 9,300,000. As a result of the transactions, these parties acquired approximately 96.2% of the issued and outstanding common stock of the Company.
Subsequent to the  note conversions, Sonos Management
Corporation and Glen Ulmer sold a portion of the shares received in privately negotiated transactions to 10 persons, who are listed under "Item 11.
Security Ownership of Certain Beneficial Owners and
Management."

                            ITEM 13.
          EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit   SEC Ref.  Title of Document                 Location*
  No.      No.

  1      (3)(i)  Articles of Incorporation               E-1

  2      (3)(ii) By-Laws                                 E-5

  3      (2)     Articles of Merger                      E-13


  4      (10)    Promissory  Note/  Sonos (formerly
                 Southwick, Inc.)                        E-15

  5      (10)    Promissory Note/ Sonos Management Corp. E-16

  6       (10)   Promissory Note/ Ulmer                  E-17

  7       (27)   Financial Data Schedules                 *

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1998.

                        SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRESTIGE CAPITAL CORPORATION

Date:   November 16, 1999          By: /s/ Glen R. Ulmer, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 16, 1999         /s/ Glen R. Ulmer, Director

Dated: November 16, 1999         /s/ Paul W. Nielsen, Director

Dated: November 16, 1999        /s/ George R. Horton, Director

                PRESTIGE CAPITAL CORPORATION
               (A Development Stage Company)

                  Financial Statements

               December 31, 1998 and 1997

                         CONTENTS

Independent Auditors' Report                             F-2

Balance Sheet                                            F-3

Statements of Operations                                 F-4

Statements of Stockholders' Equity                       F-5

Statements of Cash Flows                                 F-8

Notes to the Financial Statements                       F-11

               INDEPENDENT AUDITORS' REPORT


The Board of Directors
Prestige Capital Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheets of Prestige Capital Corporation (a development stage company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996 and from the beginning of the development stage on January 1, 1988 through December 31, 1998.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with
generally accepted auditing standards.  Those
standards require that we plan and perform  the
audit  to  obtain  reasonable  assurance  about
whether   the  financial  statements  are  free
of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In  our  opinion, the financial statements
referred to  above present  fairly,  in  all
material respects,  the  financial position of
Prestige Capital Corporation (a development stage
company) as of December 31, 1998 and 1997, and the
results of its  operations  and  its  cash flows
for  the  years  ended December  31,  1998, 1997
and 1996 and from the beginning  of the
development stage on January 1, 1988 through
December 31, 1998,   in  conformity  with
generally  accepted  accounting principles.

The  accompanying  financial statements  have
been  prepared assuming  that the Company will
continue as a going  concern. As  discussed  in
Note  3 to the financial  statements,  the Company
is  a development stage company with no
significant operating  results  to date, which
raises  substantial  doubt about   its   ability
to  continue  as  a   going   concern.
Management's plans with regard to these matters are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company

Salt Lake City, Utah
January 10, 1999

                    PRESTIGE CAPITAL CORPORATION
                   (A Development Stage Company)
                          Balance Sheets


                             ASSETS
                                               December 31,
                                         1998           1997
CURRENT ASSETS

 Cash                                   $      100   $     -

  Total Current Assets                         100         -

  TOTAL ASSETS                          $      100   $     -




  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accrued interest                       $   18,931   $16,931
  Accounts payable                            8,355         -
  Notes payable - related party (Note 2)      1,000         -

  Total Current Liabilities                  28,286    16,931

LONG-TERM LIABILITIES

  Note payable - related party (Note 2)      25,000    25,000
  Total Long-Term Liabilities                25,000    25,000
  Total Liabilities                          53,286    41,931


STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock authorized: 50,000,000 common
   Shares at $0.001 par value; 380,000 and
   370,000 shares issued and outstanding,
   respectively                                 380       370
  Capital in excess of par value            268,587   268,497
  Deficit accumulated during the
   development stage                       (322,153) (310,798)

      Total Stockholders' Equity (Deficit) ( 53,186) ( 41,931)

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                     $    100  $      -

The accompanying notes are an integral part of these financial statements.

                PRESTIGE CAPITAL CORPORATION
                (A Development Stage Company)
                  Statements of Operations

                                                                 From
                                                            Inception on
                                   For the                   February 7,
                                 Years Ended                1986 Through
                                 December 31,                December 31,
                               1998       1997       1996        1998


REVENUES                    $      -   $      -   $      -    $      -

EXPENSES

 General and administrative    9,355          -          -      53,222
 Interest expense              2,000      2,000      2,000      18,931

     Total Expenses           11,355      2,000      2,000      72,153

DISPOSAL OF ASSETS                 -          -          -     250,000

NET LOSS                    $(11,355)  $ (2,000)  $ (2,000)  $(322,153)

BASIC LOSS PER SHARE        $  (0.03)  $  (0.00)  $  (0.00)

WEIGHTED AVERAGE
 NUMBER OF SHARES            370,000    370,000    370,000

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
        Statements of Stockholders' Equity (Deficit)

                                                                              Deficit
                                                                            Accumulated
                                                              Capital in     During the
                                       Common Stock            Excess of    Development
                                    Shares       Amount        Par Value        Stage
Balance from inception on
 February  7, 1986                         -     $     -       $       -    $         -

February 7, 1986, common stock
 issued to officers at $0.001 per
 share for cash                     1,500,000      1,500           3,500              -
March 16, 1987, common stock
 issued to public at $0.50 per
 share for cash                       150,000        150         249,850              -

Issuance costs                              -          -         (46,133)             -

Reduction of insider shares       (1,400,000)     (1,400)          1,400              -

July 21, 1989, common stock
 issued to shareholder at $0.001
 per share for film recorded at
 predecessor  cost                   120,000         120              -               -

Net loss for the period from
 inception on February 7, 1986
 through  December 31,  1995               -           -              -        (306,798)

Balance, December 31, 1995           370,000         370        268,497        (306,798)

Net loss for the year ended
 December  31,  1996                       -           -              -          (2,000)

Balance, December 31, 1996           370,000         370        268,497        (308,798)

Net loss for the year ended
 December  31,  1997                       -           -              -          (2,000)

Balance, December 31, 1997           370,000    $    370      $ 268,497     $  (310,798)

The accompanying notes are an integral part of these financial statements.

                 PRESTIGE CAPITAL CORPORATION
                 (A Development Stage Company)
   Statements of Stockholders' Equity (Deficit) (Continued)

                                                                            Deficit
                                                                           Accumulated
                                                           Capital in       During the
                                   Common Stock             Excess of      Development
                                 Shares        Amount       Par Value         Stage
Balance, December 31, 1997         370,000    $     370      $  268,497     $  (310,798)

December 31, 1998, common
 stock issued to a shareholder
 at $0.01 par value for cash        10,000           10              90               -

Net loss for the year ended
 December 31, 1998                       -            -               -         (11,355)

Balance, December 31, 1998      380,000       $     380      $   268,587    $  (322,153)

The accompanying notes are an integral part of these financial statements.

                    PRESTIGE CAPITAL CORPORATION
                    (A Development Stage Company)
                      Statements of Cash Flows

                                                                                                   From
                                                                                        Inception on
                                                               For the                   February 7,
                                                             Years Ended                1986 Through
                                                             December 31,               December 31,
                                                   1998          1997          1996         1998
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss                                       $  (11,355)   $  (2,000)   $  (2,000)   $ (322,153)
Adjustments to reconcile net loss to net
 cash provided (used) by operating activities:
  Loss from disposal of assets                          -            -            -       250,000
Changes in operating assets and liability
  accounts:
  Increase (decrease) in accounts payable           8,355            -            -         8,355
  Increase (decrease) in accrued interest           2,000        2,000        2,000        18,931
  (Increase) in inventory                               -            -            -      (165,000)

 Net Cash (Used) by Operating Activities           (1,000)           -            -      (209,867)

CASH FLOWS FROM INVESTING ACTIVITIES                    -            -            -             -

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party         1,000            -            -         1,000
Issuance of common stock for cash                     100            -            -       208,967

 Net Cash Provided by Financing
  Activities                                        1,100            -            -       209,967

NET INCREASE (DECREASE) IN CASH                       100            -            -           100

CASH AT BEGINNING OF PERIOD                             -            -            -             -

CASH AT END OF PERIOD                          $      100    $       -    $       -    $      100

CASH PAYMENTS FOR:
 Income taxes                                  $        -    $       -    $       -    $        -
 Interest                                      $        -    $       -    $       -    $        -
NON-CASH FINANCING ACTIVITIES:
Issuance of stock for inventory                $        -    $       -    $       -    $   60,000
Issuance of note payable for inventory         $        -    $       -    $       -    $   25,000

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                 Notes to the Financial Statements
                   December 31, 1998 and 1997

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   a.  Organization

   Prestige Capital Corporation (the Company) was originally incorporated on February 7, 1986, as a Utah
   Corporation  under the name of Hood Ventures, Inc.

   On  December  31,  1998,  the name  was  changed  to
   Prestige Capital  Corporation.   On December 31, 1998,
   Hood  Ventures, Inc.  of  Utah  merged  with Prestige
   Capital Corporation, a Nevada corporation, leaving the Nevada corporation as the surviving company.

   Currently the Company is seeking new business opportunities believed to hold a potential profit or to merge with an existing company and is classified as a development stage company.

   b.  Accounting Method

   The Company's financial statements are prepared using the accrual method of accounting. The
   Company  has  adopted  a December 31 year end.

   c.  Basic Loss Per Share

   The computations of basic loss per share of common stock are based on the weighted average number of shares issued and outstanding at the date of the financial statements.

   d.  Use of Estimates

   The preparation of financial statements in conformity withgenerally accepted accounting principles requires management to make estimates and assumptions that affect
   the  reported amounts   of   assets  and  liabilities  and
   disclosure   of contingent  assets  and  liabilities  at  the
   date   of   the financial  statement and the reported amounts
   of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   e.  Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   f.  Provision for Taxes

   At  December  31,  1998, the Company had  net
   operating  loss carryforwards  of approximately
   $310,000 that  may  be  offset against  future taxable
   income through 2013.  No  tax  benefit has  been
   reported in the financial statements,  because  the
   potential   tax   benefits   of   the   net
   operating   loss carryforwards are offset by a
   valuation allowance of the  same amount.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                   December 31, 1998 and 1997


NOTE 2 - RELATED PARTY TRANSACTIONS
   On July 21, 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film.

   The  Company has notes payable to an officer totaling
   $26,000 at December 31, 1998. The notes are unsecured and due upon demand. Interest in imputed on the note at 8% per annum.

NOTE 3 - GOING CONCERN

   The   Company's   financial  statements  are  prepared
   using generally  accepted  accounting  principles
   applicable  to  a going  concern  which contemplates
   the realization  of  assets and  liquidation  of
   liabilities  in  the  normal  course  of business.
   However,  the Company does  not  have  significant
   cash   or   other  material  assets,  nor  does  it
   have   an established  source  of  revenues
   sufficient  to  cover   its operating  costs  and  to
   allow it to  continue  as  a  going concern.   It  is
   the intent of the Company to seek  a  merger with   an
   existing,  operating  company.   In  the  interim,
   shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - REVERSE STOCK SPLIT

   On  May  12,  1987,  the  Board of Directors  of  the
   Company approved  a 150-for-1 forward stock split and
   on December  15, 1998,  the Board of Directors of the
   Company approved a 1-for-500  reverse stock split
   while retaining the authorized shares at  50,000,000
   and retaining the par value at  $0.001.   This change
   has been applied to the financial statements on a retroactive basis back to inception of the Company.