Form 10QSB
period 1999-03-31
PRESTIGE CAPITAL CORP
filed 1999-11-29
CIK 80163

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

            Commission File No. 33-3583-S

            PRESTIGE CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

            Nevada                          93-0945181
(State or Other Jurisdiction of           (IRS Employer Incorporation
or Organization)                           Identification No.)

     311 South State, Suite 400, Salt Lake City, Utah 84111
           (Address of principal executive offices)

                   (801) 364-9262
             (Issuer's telephone number)

                   Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [ X]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required  to  be  filed by Sections 12,  13,  or  15(d)  of  the
Exchange Act subsequent to the distribution of securities  under a
plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
9,680,000 shares of common stock.

                     FORM 10-QSB
            PRESTIGE CAPITAL CORPORATION

                        INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - March 31, 1999 and
          December 31, 1998                               3

          Statements of Operations - Three Months
          Ended March 31, 1999 and 1998, and
          Inception to March 31, 1999                     4

          Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 1998,
          and Inception to March 31, 1999                 5

          Notes to Consolidated Financial Statements      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   7

PART II.  Other Information                               8

Signatures                                                8


                             PART I.
                      Financial Information

In   the   opinion  of  management,  the  accompanying  unaudited
financial  statements included in this Form  10-QSB  reflect  all
adjustments  (consisting  only  of  normal  recurring   accruals)
necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

            PRESTIGE CAPITAL CORPORATION
           (A Development Stage Company)
                  Balance Sheets


                      ASSETS

                                         March 31,    December 31,
                                           1999           1998
                                         (Unaudited)
CURRENT ASSETS

  Cash                                   $    8,769      $    100
  Total Current Assets                        8,769           100
  TOTAL ASSETS                           $    8,769      $    100

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accrued interest                       $   19,732      $18,931
  Accounts payable                                -        8,355
  Notes payable - related party              21,000        1,000
  Total Current Liabilities                  40,732       28,286

LONG-TERM LIABILITIES
  Note payable - related party               25,000       25,000
  Total Long-Term Liabilities                25,000       25,000
  Total Liabilities                          65,732       53,286


STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 50,000,000
  common shares at $0.001 par value;
  380,000 and 380,000 shares issued
  and outstanding, respectively                 380          380
 Capital in excess of par value             268,587      268,587
 Deficit accumulated during the
  development stage                        (325,930)    (322,153)

   Total Stockholders' Equity (Deficit)     (56,963)    ( 53,186)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                      $    8,769    $     100
                         3

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                             From
                                                         Inception on
                                      For the             February 7,
                                 Three Months Ended      1986 Through
                                      March 31,            March 31,
                                  1999        1998            1999

REVENUES                          $     - $      -            $     -

EXPENSES
  General and administrative        2,976    2,089             56,198
  Interest expense                    801      500             19,732

   Total Expenses                   3,777    2,589             75,930

DISPOSAL OF ASSETS                      -        -            250,000

NET LOSS                   $       (3,777) $(2,589)         $(325,930)


BASIC LOSS PER SHARE       $        (0.01) $  (0.01)

WEIGHTED AVERAGE NUMBER
  OF SHARES                       380,000   370,000

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                 (A Development Stage Company)
              Statements of Cash Flows (Unaudited)

                                                               From
                                                           Inception on
                                        For the             February 7,
                                    Three Months Ended     1986 Through
                                       March 31,            March 31,
                                  1999             1998       1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss                          $   (3,777) $   (2,589)   $(325,930)
 Adjustments to reconcile net
   loss to net cash provided
   (used) by operating activities:

  Loss from disposal of assets            -           -       250,000
 Changes in operating assets
  And liability accounts:
  Increase (decrease) in
    accounts payable                 (8,355)      2,089             -
  Increase in accrued interest          801         500        19,732
  (Increase) in inventory                 -           -      (165,000)
   Net Cash (Used) by
     Operating Activities           (11,331)          -      (221,198)

CASH FLOWS FROM INVESTING
 ACTIVITIES                               -           -             -

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable
   - related party                  20,000            -        21,000
  Issuance of common stock
   for cash                              -            -       208,967
   Net Cash Provided by Financing
    Activities                      20,000            -       229,967

NET INCREASE (DECREASE) IN CASH      8,669            -         8,769


CASH AT BEGINNING OF PERIOD            100            -             -

CASH AT END OF PERIOD               $8,769     $      -       $ 8,769

CASH PAYMENTS FOR:

 Income taxes                      $     -     $      -       $     -
 Interest                          $     -     $      -       $     -

NON-CASH FINANCING ACTIVITIES:

 Issuance of stock for inventory   $     -     $      -       $60,000
 Issuance of note payable for
   inventory                       $     -     $      -       $25,000

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company) Notes
                to the Financial Statements
              March 31, 1999 and December 31, 1998


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The  accompanying financial statements have been  prepared by
       the  Company  without  audit.   In  the  opinion   of
       management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been
       condensed   or  omitted.   It  is  suggested  that   these
       condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial
       statements.   The results of operations for periods  ended
       March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended March 31, 1999 and 1998

The Company had no revenue from continuing operations for the three-month periods ended March 31, 1999 and 1998.

General and administrative expenses for the three month periods ended March 31, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,976 and $2,089 for the
three-month  periods  ended  March  31,  1999   and   1998,
respectively.

Interest expense in the three-month periods ended March 31, 1999 and 1998, was $801 and $500, respectively.

As a result of the foregoing factors, the Company realized a net loss of $3,777 for the three months ended March 31, 1999, as compared to a net loss of $2,589 for the same period in 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital deficit of approximately $31,963, as compared to $28,186 at December 31, 1998. The Company's cash in the amount of $8,769 resulted from a loan from an officer and director, bearing interest at eight percent per annum and payable on demand. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.
However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

              PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Included only with the electronic filing of this report is the Financial Data Schedule for the three-month period ended March 31, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRESTIGE CAPITAL CORPORATION
Date: November 16, 1999       By: /s/ Glen R. Ulmer, President