Form 10QSB
period 1999-06-30
PRESTIGE CAPITAL CORP
filed 1999-11-29
CIK 80163

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - June 30, 1999 and
          December 31, 1998                               3

          Statements of Operations - Three and Six Months
          Ended June 30, 1999 and 1998, and
          Inception to June 30, 1999                      4

          Statements of Cash Flows - Three and Six Months
          Ended June 30, 1999 and 1998,
          and Inception to June 30, 1999                  5

          Notes to Consolidated Financial Statements      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operation    7

PART II.  Other Information                               8

Signatures                                                8

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

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         June 30,               December 31,
                                           1999                    1998
                                         (Unaudited)
CURRENT ASSETS

 Cash                                   $    6,244              $      100

  Total Current Assets                       6,244                     100

  TOTAL ASSETS                          $    6,244              $      100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accrued interest                               $    20,652      $   18,931
 Accounts payable                                         -           8,355
 Notes payable - related party                       21,000           1,000

  Total Current Liabilities                           41,652         28,286

LONG-TERM LIABILITIES

 Note payable - related party                         25,000         25,000

  Total Long-Term Liabilities                         25,000         25,000

  Total Liabilities                                   66,652         53,286

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 50,000,000 common shares
  at $0.001 par value; 380,000 and 380,000 shares issued
  and outstanding, respectively                          380           380
 Capital in excess of par value                      268,587       268,587
 Deficit accumulated during the development stage   (329,375)     (322,153)

  Total Stockholders' Equity (Deficit)               (60,408)      (53,186)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                             $      6,244     $    100

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                         From
                                                                    Inception on
                                     For the        For the          February 7,
                           Three Months Ended    Six Months Ended   1986 Through
                                     June 30,           June 30,        June 30,
                                  1999     1998      1999      1998      1999
REVENUES                        $      -  $         $      -  $     -  $      -
EXPENSES

 General and administrative        2,525     2,089     5,501    4,178    58,723
 Interest expense                    920       500     1,721    1,000    20,652

   Total Expenses                  3,445     2,589     7,222    5,178    79,375

DISPOSAL OF ASSETS                     -         -         -        -   250,000

NET LOSS                        $ (3,445) $ (2,589) $ (7,222) $(5,178)$(329,375)

BASIC LOSS PER SHARE            $  (0.01) $  (0.01) $  (0.02) $ (0.01)

WEIGHTED AVERAGE
 NUMBER OF SHARES                380,000   370,000   380,000   370,000

The accompanying notes are an integral part of these financial statements.

                        PRESTIGE CAPITAL CORPORATION
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)

                                                                            From
                                                                         Inception on
                                     For the             For the          February 7,
                               Three Months Ended    Six Months Ended   1986 Through
                                     June 30,           June 30,        June 30,
                                  1999     1998      1999      1998        1999
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                       $  (3,445) $  (2,589) $  (7,222 ) $  (5,178) $ (329,375)
 Adjustments to reconcile net
  loss to net  cash provided
  (used) by operating activities:
  Loss from disposal of assets
 Changes in operating assets
  and liability accounts                -          -          -          -      250,000
Increase (decrease) in
 accounts payable                       -      2,089     (8,355)     4,178            -
  Increase in accrued interest        920        500      1,721      1,000       20,652
  (Increase) in inventory               -          -          -          -     (165,000)

  Net Cash (Used) by Operating
   Activities                      (2,525)         -    (13,856)         -     (223,723)

CASH FLOWS FROM INVESTING
 ACTIVITIES                             -          -          -          -            -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from notes payable
   - related party                      -          -     20,000          -       21,000
 Issuance of common stock for cash      -          -          -          -      208,967

   Net Cash Provided by Financing
    Activities                          -          -     20,000          -      229,967

NET INCREASE (DECREASE) IN CASH    (2,525)         -      6,144          -        6,244

CASH AT BEGINNING OF PERIOD         6,244          -        100          -            -

CASH AT END OF PERIOD          $    3,719 $        -  $   6,244  $       -   $    6,244

CASH PAYMENTS FOR:

 Income taxes                  $        - $        -  $       -  $       -   $        -
 Interest                      $        - $        -  $       -  $       -   $        -

NON-CASH FINANCING ACTIVITIES:

Issuance of stock for inventory $       - $        -  $        - $      -    $   60,000
 Issuance of note payable for
 inventory                     $        - $        -  $        - $      -    $   25,000

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1999 and December 31, 1998


    NOTE 1 -                     CONDENSED FINANCIAL
    STATEMENTS

           The  accompanying  financial  statements  have
           been  prepared  by the Company without  audit.
           In  the opinion of management, all adjustments
           (which    include   only   normal    recurring
           adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

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
           statements.   The  results of  operations  for
           periods  ended June 30, 1999 and 1998 are  not
           necessarily   indicative  of   the   operating
           results for the full years.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Month periods Ended June 30, 1999 and 1998

The Company had no revenue from continuing operations for the six-month periods ended June 30, 1999 and 1998.

General and administrative expenses for the six month periods ended June 30, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,501 and $4,178 for the six-month periods ended June 30, 1999 and 1998, respectively.

Interest expense in the six-month periods ended June 30, 1999 and 1998, was $1,721 and $1,000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $7,222 for the six months ended June 30, 1999, as compared to a net loss of $5,178 for the same period in 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital deficit of approximately $35,408, as compared to $28,186 at December 31, 1998. The Company's cash in the amount of $6,244 resulted from a loan from an officer and director, earning interest at eight percent per annum and is payable on demand. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months.
However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended June 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRESTIGE CAPITAL CORPORATION


Date:  November  16,  1999          By:   /s/  Glen R. Ulmer, President