Form 10QSB
period 1999-09-30
PRESTIGE CAPITAL CORP
filed 1999-11-29
CIK 80163

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - September 30, 1999 and
          December 31, 1998                               3

          Statements of Operations - Three and Nine
          Months Ended September 30, 1999 and 1998,       4
          and Inception to September 30, 1999

          Statements of Cash Flows - Three and Nine
          Months Ended September 30, 1999 and 1998,
          and Inception to September 30, 1999             5

          Notes to Consolidated Financial Statements      6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   7

PART II.  Other Information                               8

Signatures                                                8

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

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                      September 30,     December 31,
                                           1999             1998
                                       (Unaudited)
CURRENT ASSETS

 Cash                                   $    5,203         $    100

  Total Current Assets                       5,203              100

  TOTAL ASSETS                          $    5,203         $    100


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accrued interest                       $        -         $ 18,931
 Accounts payable                                -            8,355
 Notes payable - related party                   -            1,000

  Total Current Liabilities                      -           28,286

LONG-TERM LIABILITIES

 Note payable - related party                    -           25,000

  Total Long-Term Liabilities                    -           25,000

  Total Liabilities                              -           53,286

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized:  50,000,000
  common shares at $0.001 par value;
  9,680,000 and 380,000 shares issued
  and outstanding, respectively              9,680              380
 Capital in excess of par value            326,709          268,587
 Deficit accumulated during the
  development stage                      (331,186)        (322,153)

  Total Stockholders' Equity (Deficit)      5,203          (53,186)

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $   5,203          $    100

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)

                                                                       From
                                                                   Inception on
                               For the              For the         February 7,
                          Three Months Ended   Nine Months Ended   1986 Through
                              September 30,      September 30,     September 30,
                             1999       1998   1999         1998       1999

REVENUES                    $     -    $     -   $      -    $     -    $      -

EXPENSES

 General and administrative   1,041      2,088      6,542      6,266      59,764
 Interest expense               770        500      2,491      1,500      21,422

   Total Expenses             1,811      2,588      9,033      7,766      81,186

DISPOSAL OF ASSETS                -          -          -          -     250,000

NET LOSS                  $ (1,811)  $ (2,588)  $ (9,033)  $ (7,766)  $(331,186)

BASIC LOSS PER SHARE      $  (0.00)  $  (0.01)  $  (0.01)  $  (0.02)

WEIGHTED AVERAGE
 NUMBER OF SHARES          370,000    370,000

The accompanying notes are an intergarl part of these financial statements

                        PRESTIGE CAPITAL CORPORATION
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)


                                                                      From
                                                                   Inception on
                                 For the              For the       February 7,
                            Three Months Ended  Nine Months Ended  1986 Through
                              September 30,       September 30,    September 30,
                            1999        1998    1999         1998      1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                   $ (1,811) $ (2,588) $ (9,033)  $  (7,766) $(331,186)
 Adjustments to reconcile
  net loss to net cash
  (used) by operating
  activities:
  Loss from disposal of
   assets                           -         -          -          -    250,000
 Changes in operating assets
  and liability accounts:
  Increase (decrease) in
   accounts payable                 -     2,088    (8,355)      6,266          -
  Increase in accrued interest    770       500      2,491      1,500     21,422
  (Increase) in inventory           -         -          -          -  (165,000)

   Net Cash (Used) by
    Operating Activities      (1,041)         -   (14,897)          -  (224,764)

CASH FLOWS FROM INVESTING
 ACTIVITIES                         -         -          -          -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from notes payable
  - related party                                   20,000           -    21,000
Issuance of common stock for
 cash                                -         -         -           -   208,967

   Net Cash Provided by
    Financing Activities             -         -    20,000           -   229,967

NET INCREASE (DECREASE)
 IN CASH                       (1,041)               5,103           -     5,203

CASH AT BEGINNING OF PERIOD      6,244         -       100           -         -

CASH AT END OF PERIOD         $  5,203  $      -  $  5,203     $     -  $  5,203

CASH PAYMENTS FOR:

 Income taxes                 $      -  $      -  $      -     $     -  $      -
 Interest                     $      -  $      -  $      -     $     -  $      -

NON-CASH FINANCING ACTIVITIES:

 Issuance of stock for
  inventory                   $      -  $      -   $      -   $     -  $  60,000
 Issuance of note payable
  for inventory               $      -  $      -   $      -   $     -  $  25,000
 Issuance of stock for debt
  and accrued interest
  payable                     $ 67,422  $      -   $ 67,422   $     -  $  67,422

The accompanying notes are an integral part of these financial statements.

                  (A Development Stage Company)
                Notes to the Financial Statements
            September 30, 1999 and December 31, 1998


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

       The  accompanying  financial  statements  have  been  prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Month periods Ended September 30, 1999 and 1998

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 1999 and 1998.

General and administrative expenses for the nine month periods ended September 30, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $6,542 and $6,266 for the nine-month periods ended September 30, 1999 and 1998, respectively.

Interest expense in the nine-month periods ended September 30, 1999 and 1998, was $2,491 and $1,500, respectively.

As a result of the foregoing factors, the Company realized a net loss of $9,033 for the nine months ended September 30, 1999, as compared to a net loss of $7,766 for the same period in 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of approximately $5,203, as compared to a working capital deficit $28,186 at December 31, 1998. The Company's cash in the amount of $5,203 is the result of a loan from an officer and director, bearing interest at eight percent per annum and payable on demand. The funds were loaned to the Company to fund its revival and finance its becoming a reporting company under the Securities Exchange Act of 1934. In September, 1999 the Company converted its notes payable and accrued interest to common stock at the rate of $0.0076 per share, or a total of 9,300,000 shares. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with  the  electronic  filing   of   this
report is the Financial Data Schedule for the three-month period ended September 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRESTIGE CAPITAL CORPORATION


Date: November 16, 1999       By: /s/ Glen R. Ulmer, President